Form 10-K
period 2014-12-31
Bank of America Auto Trust 2012-1; Bank of America Auto Receivables Securitization, LLC
filed 2015-03-27
CIK 1543040, 1488082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Item 1117 of Regulation AB: Legal proceedings.

Except as disclosed in the Form 10-D filed by Bank of America Auto Receivables Securitization, LLC (the “Depositor”) on January 26, 2015, there are no legal proceedings pending (or proceedings known to be contemplated by governmental authorities) against any of Bank of America, National Association (“Bank of America”), the Depositor, the Issuing Entity, the Indenture Trustee or the Owner Trustee, or of which any property of the foregoing is subject, that are material to holders of the notes.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Bank of America and U.S. Bank National Association (“U.S. Bank”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Report, in the case of Bank of America, is attached as Exhibit 33.1 to this Form 10-K and, in the case of U.S. Bank, is attached as Exhibit 33.2 to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Report, in the case of Bank of America, is attached as Exhibit 34.1 to this Form 10-K and, in the case of U.S. Bank, is attached as Exhibit 34.2 to this Form 10-K. Neither the Servicing Reports nor the Attestation Reports for U.S. Bank and Bank of America have identified any material instances of noncompliance with the servicing criteria described in such Servicing Report as being applicable to U.S. Bank or Bank of America, as applicable.

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

Date: March 27, 2015

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